Form 10KSB
period 1997-12-31
VISA INDUSTRIES OF ARIZONA INC
filed 1998-04-01
CIK 355223

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                           FORM 10KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997

                                  OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from   to

Commission File
No.1-8322

                VISA INDUSTRIES OF ARIZONA, INC.
         Name of small business issuer in its charter)

STATE OF ARIZONA                                       86-0510653
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)               Identification No.)

             9201 N. 7th Avenue, Phoenix, AZ, 85021
            (Address of principal executive offices)

 Issuer's telephone number, including area code:(602) 870-0004

Securities registered under Section 12(b) of the Exchange Act:

                              NONE


      Securities registered under Section 12(g) of the Exchange
                              Act:

                 Common stock, $.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such
filing requirements for the past 90 days.    Yes X No

     Check if disclosure of delinquent filers in response to Item
405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements
Incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. (X)

Issuer's revenues for its most recent fiscal year: $49,849.35

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $1,109 as of December 31, 1997.

The registrant had 2,219,742 shares outstanding at December 31, 1997.

                   DOCUMENTS INCORPORATED BY REFERENCE

Part III contains material that will be incorporated by reference in a definitive proxy statement to be filed in the first 120 days of 1998, or will be provided in an amendment to this form 10KSB prior to that date.

               VISA INDUSTRIES OF ARIZONA, INC.

PART I

Item 1: DESCRIPTION OF BUSINESS

General

     Visa Industries of Arizona was incorporated in the state of Arizona on November 29, 1984, as a successor to Visa Energy Corporation under Visa Energy Corporation's Bankruptcy Plan of Reorganization. Visa Energy Corporation ("Energy") filed for protection under Chapter 11 of the Bankruptcy Code on December
6,  1983.   Pursuant  to  the  Plan  of Reorganization under the
Bankruptcy Code, Energy was merged into the Company effective
April 10, 1985.

     Visa Industries of Arizona, Inc. is a company with interests in 20 oil and gas wells, and a stock transfer agency. The Company is headquartered in Phoenix, Arizona.

Oil and Gas Operations

Principal Products and Markets

     Visa engages in oil and gas exploration and production. It produces crude oil natural gas and condensate. Visa is not involved in the transportation, refining or marketing of refined products.

     While the Oil and gas business accounts for the bulk of Visa's assets, revenues from oil and gas operations after Lease Operating Expense and Severance tax were only $29,609.54 last year. Because of this limited income,.Visa determined not to engage engineers to evaluate its petroleum reserves.

     Because of Visa's limited resources, Visa has not voluntarily participated in active exploration or development of its properties in the last three years. Visa farmed out certain properties, that is, transferred properties to third parties in consideration of the third party drilling a well with Visa retaining a small override and a reversionary interest. Some wells were drilled on properties held by Visa without Visa's consent, and Visa will gain an interest in those wells only when and if the participants in the well recover their costs plus a penalty.

     The principal purchasers of crude oil and condensate produced by the Company are refiners and other companies which have gathering facilities near the Company's oil producing
properties.   The principal customers  for  gas production  are
companies having pipelines located near the Company's gas producing properties.

     The availability of a ready market for the Company's oil and gas production is dependent upon numerous factors beyond the control of the Company, including the extent of domestic production and importation of oil and gas, the proximity of the Company's producing properties to pipelines and other gathering facilities and the capacity of such facilities, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation, pricing and allocation of oil and natural gas and their substitute fuels.

Distribution of Products

Visa sells its oil production under shortterm contracts at field prices quoted by purchasers in the area of the producing property. A portion of the Company's production comes from "stripper wells" (i.e., wells with low production and relatively high operating costs). Because this production is low margin, stripper wells are particularly vulnerable to declines in oil prices.

     The Company's natural gas production is generally sold pursuant to long term contracts.

Competition

     The Company competes with numerous other companies and individuals in the production and marketing of oil and gas. The Company's competitors include major and independent oil companies, all of which have financial resources and facilities substantially greater than those of the Company.

Dependence on a few major customers

During 1997, there were four customers which individually accounted for ten percent or more of the Company's revenue from oil and gas sales. These customers were Brock Oil (16%), Amoco
Production Co. (14%), Panenergy Field Services (12%) and BTA Oil
Producers (11%).

     In view of the demand for domestic oil at market prices, the Company does not believe that the loss of any oil purchasers would adversely affect its operations. Loss of a gas purchaser, however could cause the Company significant revenue loss.

Environmental Regulation

The Company is subject to a variety of federal, state and local environmental laws and regulations relating to site rehabilitation, spillages, noise, air quality and waste disposal arising from its operations. To date, the cost of complying with these environmental laws and regulations has not been material. Whether such compliance in the future will necessitate material capital expenditures is not known.

Government Regulation

The Company is subject to extensive federal and state regulations governing its oil and gas activities. The Company owns leasehold interests in federal and state acreage that entail numerous reporting requirements. Federal and state regulations affect well spacing and drilling permits.

Employees

At December 31, 1997, the Company had no full time employees, and one part-time employee engaged in oil an gas operations.


Item 2. Description of Properties

Oil and gas Properties

     The Company's interests in its properties are in the form of direct interests in oil and gas leases. The Company believes it has satisfactory title to its properties based upon generally accepted industry standards. As is customary in the industry, only a perfunctory title examination is conducted at the time property is acquired by the Company. Prior to the commencement of drilling, however, a thorough examination is conducted and material defects, if any, are corrected before proceeding with operations

     A portion of the oil and gas properties owned by the Company are leases requiring annual payment of a delay rental to retain the Company's interest in the lease. The current annual delay rental on most of the Company's leases is $1.00 per acre.

Current Drilling Operations

     The Company has not conducted any drilling operations since
January 1, 1996.

Oil and Gas Interests in Leasehold Acreage

     The areas in which the Company holds oil and gas interests in acreage as of December 31, 1997 are as follows:

          Acreage Position

     Location          Developed Acreage

     Arkansas          54
     New Mexico        623.2
     Oklahoma          480
     Texas             419.44
     West Virginia     1088

     Total             2664.64


Oil and Gas Wells

     The following table summarizes the Company's gross and net interests in oil and gas wells as of December 31, 1997. All net well amounts are based on the working interests currently in effect and include the Company's net interest in its wells and partnership wells.


          Oil and Gas Wells
                    Oil                     Gas

  Location    Gross        Net          Gross      Net

   Arkansas   .10000       .07925        .10000     .07925
   New Mexico .041268      .03668        .041268    .03668
   Oklahoma   .5314618     .4201368      .5314618   .4206496
   Texas      .094575      .102268       .094575    .102268
   W.Virginia  0            0            .20000     .175000

   Total      .7673048     .6383348      .9673048   .8138476

     There was no drilling activityfor the years ended December
31, 1997 or 1996.

Selected Production, Price and Cost Data

     The following table sets forth annual net production, and the average sales price and average production (lifting) costs per unit of oil and gas produced by the Company for the years ended December 31, 1997 and 1996. Average production costs are converted to equivalent units of oil due to the dominance of oil sales during the periods.

          Production

               Oil (Bbls)          Gas (Mcf)

                                                  Lifting Costs
Year      Production   Price  Production   Price     (per Bbl)

1997      930.95       21.99  6446.64      2.43      20.171
1996      1141.55      26.31  8792.03      2.32      19.258

Exploration and Development Activity

     During the calendar year 1995, the Company drilled one exploratory well and no development wells. The well was dry. In 1996, the Company transferred one 40 acre tract to another company for the drilling of a well, retaining a small royalty convertible to a working interest at payout. The well was completed, and has paid out, but is still shut in waiting on a market.


Item 3. Legal Proceedings

     The Company is not subject to any leagal proceedings.


Item 4. Submission of Matters to a vote of security Holders

     No matter has been was submitted to a vote of security holders during the past 10 years.


PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The common stock of Visa is traded on the NASD Bulletin Board under the symbol VIIS.U. Such trading has been sporadic, and should not be taken to indicate an established trading market
in the  Company's Stock.   The high and low bid prices for 1997
and 1996 were as follows:

          STOCK Price

1997           High     Low

1st quarter    0        0

2nd quarter    0        0
3rd quarter    0        0
4th quarter    0        0

1996
1st quarter    0        0
2nd  quarter   0        0
3rd  quarter   0        0
4th  quarter   0        0



     The approximate number of holders of the Company's Common Stock was 2,730 record holders as of December 31, 1997 The Company mailed approximately 5,400 proxy statements for its most recent annual meeting, and believes that this 5,400 number is more accurate as an estimate of the total number of shareholders, including those shareholders holding in street name.

     The  Company has not declared any dividends on its Common
Stock and does not expect to pay dividends in the foreseeable future.

     Item 6. Management's Discussion and Analysis of Financial
Condition and  Results of Operations.

     Given the existing state of its finances, the Company does not anticipate utilizing any material amount of its limited funds to conduct drilling activities. The Company will continue efforts to farmout high risk prospects to other oil and gas companies thereby avoiding the risk and the potential depletion of cash from drilling activities.

     The Company Makes it's current expenses with little remaining for capital expenses. While the company is sufficiently liquid to pay its current obligations, it does not have sufficient liquidity to make a significant capital investment.

     The recent price decreases could have a significant adverse impact on the finances of the Company should they remain at this level for a significant period of time.

     The company is seeking a merger partner.


Item 7. Financial Statements

The Company does not have sufficient resources to have its financial statements audited. While the statements are unaudited, Management believes that the statements accurately express the financial condition of the Company.


Visa Industries of AZ, Inc.
Unaudited Balance Sheet
As of December 31, 1997 & 1996

                                                       January 1 to    January 1 to
                                                       December 31, 1997 December 31, 1996
      ASSETS
        Current Assets
          Cash                          555.42            997.96
          Accounts Receivable          3713.53         12,627.09
          Notes Receivable           27,447.20         29,408.33
          Bond
             Bond Investment         17,932.00         17,932.00
             Allowance for Decline  (12,114.00        (12,114.00)
          Total Bond Investment       5,818.00          5,818.00
          Montessori Day Schools     24,721.75           (554.00)
                                    __________         ----------
        Total Current Assets         62,255.90         48,277.38

        Fixed Assets
           Oil & Gas Properties
            Proven                   337,769.55       337,769.55
             Accumulated Depletion  (299,479.12)     (289,633.11)
           Total Oil & Gas Prop.       38,290.43       48,136.44

           Furniture and Fixtures     16,288.48        16,288.48
           Accumulated Depreciation  (15,908.21)      (15,528.78)
           Total Furniture & Fixtures    380.27           759.70
                                     ___________      -----------
    Total Fixed Assets                 38,670.70       48,896.14

     TOTAL ASSETS                    $100,926.60       97.173.52

      LIABILITIES & EQUITY
        Liabilities
          Current Liabilities
           Accounts Payable            14.990.31       12,301.36
           Other Current Liabilities    7,290.05        7.219.49
           Total Current Liabilities   22,280.36       19,520.85

        Total Liabilities              22,280.36       19,520.85

        Equity
           Common Stock                 2,219.92        2,219.92
           Treasury Stock              (8,499.50)      (8,499.50)
           Additional Paid In Capital 596,994.08      596,994.08
           Net Unrealized Loss
           on Investments             (26,780.59)      29,780.59)
           Retained Earnings         (485,996.82)    (499,531.59)
           Net Income                     709.15       13,250.35
                                   ____________     ____________
      Total Equity                     78,646.24       77,652.67

     TOTAL LIABILITIES & EQUITY     $ 100,926.60       97,173.52


Visa Industries of AZ, Inc.
Profit and Loss
January 1 through December 31, 1997 & 1996

                                       January 1 to    January1to
                                       December 31     December31
                                       1997            1996
        INCOME
           Oil and Gas Sales           47,307.72       48,854.29
           Stock Transfer Fees          2,541.63        4,732.01
                                       __________      __________
           Total Income                49,849.35       53,583.30

           Cost of Goods Sold
             Severance Tax              2,546.31        3,387.42
              Lease Operating Expense   17,693.50      18,596.69
       Abandoned Lease Cost                  0.00      25,719.15

 Total Cost of Goods Sold               20,239.81      47,703.26
                                        _________      _________
        Gross Profit                    28,971.54       5,883.04

        General and Administrative
        Expense                         19,242.38      20,530.68
        Depletion Expense                9,846.01       3,969.29
     NET INCOME before Extraordinary Item  521.15     (18,616.93)

        Extraordinary Item
        Gain on Sale of Asset             (188.00)     31,867.28

     NET INCOME                            709.15      13,250.35

     Net income per share of common stock  .00032        .00596

     Weighted average number
     of shares outstanding              2,219,742      2,219,742

Notes to Financial Statements
December 31, 1997

1. Organization

The Company was incorporated in Arizona on November 29, 1984, for the purpose of acquiring, throught the issuance of stock, the remaining assets of Visa Energy Corporation. Visa Energy Corporation filed for protection from its creditors under Chapter 11 of the Bankruptcy Code on December 6, 1983. The merger of Visa Energy Corporation into Visa Industries of Arizona, Inc. was effective April 10, 1985. Under the terms of the bankruptcy, the stockholders of Visa Energy Corporation received on share of Visa Industries of Arizona, Inc. common stock for each ten shares of Visa Energy Corporation common stock.

The assets acquired in the merger consisted of interests in 23 oil and gas wells. The acquired oil and gas wells are located in the states of Texas, Oklahoma, and New Mexico. Visa Industries of Arizona, Inc. had no operations prior to the merger.

The merger is accounted for using the pooling of interests method. Visa Energy Corporation's retained earnings was adjusted to zero and oil and gas properties adjusted to their fair value as a result of the reorganization in bankruptcy. This adjustment was made because substantially all assets of the Company were sold and because of the decline in the value of the properties.

Visa is primarily an oil and gas operating company, revenues from its Stock Transfer Business amount to less than 10% of revenues.

2. Summary of significant accounting policies

    A.  Method of accounting

    The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles; consequently, revenues and gains are recognized when earned and losses are recognized when incurred.

   B.  Recording of oil and gas revenue

   Revenue from oil and gas sales are recognized based upon production date.

   C.  Oil and gas properties

   Oil and gas properties are recorded at estimated net realizable value. The estimated net realizable value is based upon a reserve study done as of January 1, 1986, for ten of 23 wells in which the Company has an interest.

   The reserve study done on proved developed/producing properties represent approximately 90 percent of the value of the properties of the Company. It was management's decision not to have reserve studies done on the remaining properties because it was not economically beneficial.

   The Company has not undertaken any exploration or development efforts in connection with its oil and gas properties At such time as these activities commence, they will elect either full cost or successful efforts methods of accounting.

   D.  Depletion expense

   Depletion expense on oil and gas properties is recorded using the units of production method over the estimated productive life of all the reserves to recorded basis of the properties.

   E.  Furniture and equipment

        Furniture and equipment are recorded at cost and are being depreciated using the straight-line method over an estimated useful life of five years.

   F.  Net loss per share of common stock

   Net loss per share has been computed based on the weighted average number of common shares outstanding during the year.

5.  Income taxes

     The Company's tax basis in oil and gas properties is zero.
This is because Visa Energy Corporation offset its entire tax basis in the properties with debt forgiveness income which it elected not to recognize.

    The Company files its income tax returns on a cash basis in which revenues earned are not recognized until received and expenses incurred are not recognized until paid. The Company has a net operating loss carryforward available to offset future taxable income of $17,000. The tax net operating loss expires in the year 2000.


Item 8.

Item 8. is not applicable

Part III.

Part III is not applicable.

SIGNATURES

In accordance with the requirements of the exchange act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date:  March 30, 1998

                                 Visa Industries of Arizona, Inc.

                                 (Registrant)

                            By:  /s/ Edgar J. Huffman

                                Edgar J. Huffman
                                Vice President, Chief Executive
Officer
                                Director

                           By:  /s/ Mary Anne Ramirez

                                Mary Anne Ramirez
                                Chief Financial Officer,
                                President, Director