Form 10-Q
period 1998-03-31
VISA INDUSTRIES OF ARIZONA INC
filed 1998-05-18
CIK 355223

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                   COMMISSION FILE NUMBER 1-8322

                VISA INDUSTRIES OF ARIZONA, INC.
      ------------------------------------------------------
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  ARIZONA                     86-0510653
      -------------------------------       -------------------
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

         9201 N. 7th Avenue  Phoenix, AZ            85021
      ----------------------------------------     ----------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                            (602) 870-0004
        ----------------------------------------------------
        (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

             YES                                 NO   X
                 ---                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AT
     CLASS OF COMMON STOCK                 MARCH 31, 1998
     ---------------------                 -----------------
         $.0001 PAR VALUE                    2,219,742 SHARES

               PART I. - FINANCIAL INFORMATION

                VISA INDUSTRIES OF ARIZONA, INC.

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

           The accompanying notes are an integral part of these consolidated financial statements.



                        Visa Industries of AZ, Inc.
                          Balance Sheet Comparison
                            As of March 31, 1998


                                Mar 31, '98         Mar 31, 1997
   Current Assets
     Checking/Savings
      1010  GENERAL CHECKING ...  1,662.20           (2,797.53)
      1060  CLEARING ACCT             0.00            2,572.51
     Total Checking/Savings       1,662.20             (225.02)

     Accounts Receivable
      1200  Accounts Receivable   1,778.53           13,721.12
     Total Accounts Receivable    1,778.53           13,721.12

     Other Current Assets
      1260  BOND INVESTMENT
        1265  ALLOWANCE FOR D...(12,114.00)          (12,114.00)
        1260  BOND INVESTMENT... 17,932.00           17,932.00
      Total 1260  BOND INVEST...  5,818.00            5,818.00

      1498  MONTESSORI DAY SC... 28,518.71            4,047.45
    Total Other Current Assets   34,336.71            9,865.45

  Total Current Assets           37,777.44           23,361.55

   Fixed Assets
     1400  Fixed Assets
      1500  Oil & Gas Propert...
        1590  Cost of Proven ...337,769.55          337,769.55
        1600  Accumulated Dep..(301,940.62)        (289,633.11)
      Total 1500  Oil & Gas P... 35,828.93           48,136.44

      1510  Furniture & Fixtures
        1610  Accumulated Dep...(16,003.06)         (15,623.64)
        1510  Furniture & Fix... 16,288.48           16,288.48
      Total 1510  Furniture &...    285.42              664.84

     Total 1400  Fixed Assets    36,114.35           48,801.28

   Total Fixed Assets            36,114.35           48,801.28

   Other Assets
     1305  BOOKSTORE-INVESTMENT
      1310  Bookstore Investment 37,879.06           37,879.06
      1315  REPAYMENT OF INVE...(10,443.86)          (9,812.75)
     Total 1305  BOOKSTORE-INV...27,435.20           28,066.31

   Total Other Assets            27,435.20           28,066.31

  TOTAL ASSETS                  101,326.99          100,229.14

  LIABILITIES & EQUITY
   Liabilities
     Current Liabilities
      Accounts Payable
        2000  Accounts Payable   14,658.56           13,103.92
      Total Accounts Payable     14,658.56           13,103.92

      Other Current Liabilities
        2001  Other - Accts P...  7,020.00            8,320.00
        2020  Margin Payable        (28.00)             (28.00)
        2100  Payroll Liabili...
         2110  Federal Withho...    149.00              180.00
         2120  FICA
           2122  Company            116.87              226.02
           2124  Employee           116.87              226.02
         Total 2120  FICA           233.74              452.04

         2130  FUTA                  15.09               29.17
         2140  Medicare
           2142  Company             27.34               52.86
           2144  Employee            27.34               52.86
         Total 2140  Medicare        54.68              105.72

         2160  State Withholding     14.90               18.00
         2170  SUI                   (5.27)              24.42
        Total 2100  Payroll L...    462.14              809.35

      Total Other Current Liab... 7,454.14            9,101.35

     Total Current Liabilities   22,112.70           22,205.27

   Total Liabilities             22,112.70           22,205.27

   Equity
     2800  Common Stock           2,219.92            2,219.92
     2805  Treasury Stock        (8,499.50)          (8,499.50)
     2810  Additional Paid In ..596,994.08          596,994.08
     2820  Net Unrealized Losson(26,780.59)         (26,780.59)
     3900  Retained Earnings   (484,339.31)         (485,996.82)
     Net Income                    (380.31)               86.78
   Total Equity                  79,214.29           78,023.87

  TOTAL LIABILITIES & EQUITY    101,326.99          100,229.14

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

           The accompanying notes are an integral part of these consolidated financial statements.


                        Visa Industries of AZ, Inc.
                            Profit and Loss YTD

                         January through March 1998

                                        Jan - Mar
         Ordinary Income/Expense
             Income
               4020 Sales
                 4100  Oil Sales         5,485.69
                 4110  GAS SALES         2,159.17
               Total 4020  Sales         7,644.86

             Total Income                7,644.86

             Cost of Goods Sold
               5000  Cost of Goods Sold
                 5020  Severance Tax       229.18
                 5100 Lease Operatin.. . 1,162.84
                 5000  Cost of Goods ...   258.08
               Total 5000  Cost of Go... 1,650.10
             Total COGS                  1,650.10

           Gross Profit                  5,994.76

           Expense
             6060   Bank Service Charges    14.77
             6190   Depletion Expense    2,461.50
             6200   Depreciation Expense    94.85
             6220   Dues and Subscript...  145.59
             6380   Insurance              132.64
             6530  Miscellaneous           240.00
             6550  Office Supplies         159.90
             6560  Payroll Expenses
               6565  Benefits              480.00
               6575  Gross Wages         1,213.00
             Total 6560  Payroll Expe... 1,693.00

             6580  Payroll Taxes
               6585  FICA                  116.87
               6590  FUTA                   15.08
               6595  Medicare               27.34
               6605  SUI                    12.64
             Total 6580  Payroll Taxes     171.93

             6880  Telephone               248.39
             6900  Travel & Ent
               6910  Entertainment       1,012.50
             Total 6900  Travel & Ent    1,012.50

           Total Expense                 6,375.07


        Net Income                        (380.31)

                 Notes to Financial Statements
                         March 31, 1998

1.  Organization

The Company was incorporated in Arizona on November 29, 1984, for the purpose of acquiring, through the issuance of stock, the remaining assets of Visa Energy Corporation. Visa Energy Corporation filed for protection from its creditors under Chapter 11 of the Bankruptcy Code on December 6, 1983. The merger of Visa Energy Corporation into Visa Industries of Arizona, Inc. Was effective April 10, 1985. Under the terms of the bankruptcy, the stockholders of Visa Energy Corporation received one share of Visa Industries of Arizona, Inc. common stock for each ten shares of Visa Energy Corporation common stock.

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

     C.  Oil and gas properties

     Oil and gas properties are recorded at estimated net realizable value. The estimated net realizable value is based upon a reserve study done as of January 1, 1986 for ten of 23 wells in which the Company has an interest.

     The reserve study done on proved developed/producing properties represent approximately 90 percent of the value of the properties of the Company. It was management's decision not to have reserve studies done on the remaining properties because it was not economically beneficial.

     The Company has not undertaken any exploration or development efforts in connection with its oil and gas properties. At such time as these activities commence, they will elect either full cost or successful efforts methods of accounting.

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

     The Company files its income tax returns on a cash basis in which revenues earned are not recognized until received and expenses incurred are not recognized until paid. The Company has a net operating loss carryforward available to offset future taxable income of $17,000. The tax net operating loss expires in the year 2000.






                MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Visa Industries of Arizona is organized for the purpose of oil and gas production and exploration; and operates a stock transfer agency. Due to the Company's limited resources and the recent low prices of energy, the company is not currently active in exploration or development activities.

     The Company's current business strategy is to find a merger partner.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is basically self financing, through cash flow. The Company occasionally borrows funds to alleviate short term cash flow problems, but has no loans outstanding at this time. The Company currently has sufficient cash flow to continue in business.


RESULTS OF OPERATIONS

     The Company basically operated at break even for the first quarter. The current price depression is not affecting the Company severely.




                   PART II:  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits

            EX 27. Financial Data Schedule


b)  Reports on Form 8-K

            None




                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Visa Industries of Arizona, Inc.
                                (Registrant)


Date: May 15, 1998    By:  /s/ Mary Anne Ramirez
                                -------------------
                                Mary Anne Ramirez
                                Chairman of the Board and
                                Chief Executive Officer
                                Chief Financial Officer