Form 10-Q
period 1998-06-30
VISA INDUSTRIES OF ARIZONA INC
filed 1998-08-17
CIK 355223

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                             Not Applicable
  ---------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

             YES  X                              NO
                 ---                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS OF COMMON STOCK                 MARCH 31, 1998
        $.0001 PAR VALUE                    2,219,742 SHARES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

           The accompanying notes are an integral part of these consolidated financial statements.


                        Visa Industries of AZ, Inc.
                         Balance Sheet Comparison
                            As of June 30, 1998

                               June 30, 1998      June 30,
1997

             ASSETS

 Current Assets
       GENERAL CHECKING            258.29            2,883.40
       Accounts Receivable       2,023.44           11,364.81
       ALLOWANCE FOR Det       (12,114.00)         (12,114.00)
       BOND INVESTMENT          17,932.00           17,932.00
       NOTE, Montessori Day     32,255.30            8,247.26

 Total Current Assets           40,355.03           28,313.47
   Fixed Assets
       Cost of Proven Reserves 337,769.55          337,769.55
       Accumulated Depletion  (304,402.12)        (289,633.11)
       Accumulated Depreciation(16,097.91)         (15,718.50)
       Furniture & Fix          16,288.48           16,288.48

       Total Fixed Assets       33,558.00           48,706.42

   Other Assets
       Bookstore Investment     37,879.06           37,879.06
       REPAYMENT OF Investment (10,614.95)         (10,275.79)
       Total Other Assets       27,264.11           27,603.27

  TOTAL ASSETS                 101,177.14          104,623.16

  LIABILITIES & EQUITY

   Liabilities

     Current Liabilities
       Accounts Payable          14,973.47          13,419.26
       Other Current Liabilities  7,634.20           7,397.08

  Total Current Liabilities      22,607.67           20,816.34

Total Liabilities                22,607.67           20,816.34

   Equity
     Common Stock                 2,219.92            2,219.92
     Treasury Stock              (8,549.50)          (8,499.50)
     Additional Paid In ..      596,994.08          596,994.08
     Net Unrealized Loss        (26,780.59          (26,780.59)
     Retained Earnings         (482,543.22)        (485,985.73)
     Net Income                  (2,771.22)           5,858.64
   Total Equity                  78,569.47           83,806.82

  TOTAL LIABILITIES & EQUITY    101,177.14          104,623.16


                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

           The accompanying notes are an integral part of these consolidated financial statements.


                        Visa Industries of AZ, Inc.
                          Profit and Loss YTD
                         January through March 1998

                                March 1,     March 1
                                To June 30   To June 30
      Ordinary Income/Expense   1998         1997
          Income
             Sales
             Oil Sales           6,364.93    23,563.13
             GAS SALES           4,472.66     7,224.33
       Total Sales              10,837.59    30,787.46

             Stock Transfer      1,416.00     1,246.19

             Total Income       12,253.59    32,033.65

          Cost of Goods Sold
             Cost of Goods Sold
             Severance Tax         501.51     1,492.16
             LOE                 3,076.42    11,551.54
             COGS                  422.00       0
   Total Cost of Goods Sold      3,999.93    13,043.70

          Total COGS             3,999.93    13,043.70

        Gross Profit             8,253.66    18,989.95

        Expense
        Bank Service Charges        57.74        65.62
            Contributions           60.00          0
         Depletion Expense        4,923.00         0
        Depreciation Expense       189.70       189.72
        Dues and Subscript...      245.54       178.84
        Insurance                  132.64         0
         Interest Expense             0          90.09
        Miscellaneous              340.22       294.90
        Payroll Expense          2,387.00     5,784.26
        Payroll Taxes              334.43       527.50
        Postage and Delivery   0                317.05
         Professional Fees         500.00     2,200.00
         Rent                      183.02
         Taxes                     160.76            0
        Telephone                  388.33     1,267.35
        Travel & Ent             1,012.50       312.00

        Total Expense            11,24.88    13,319.31

      Net Ordinary Income       (2,771.22)    5,670.64


                 Notes to Financial Statements
                         June 30, 1998

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




          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


RESULTS OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 1998, COMPARED TO THE
QUARTER ENDED JUNE 30, 1997

For the quarter ended June 30, 1998, the Company reported a net loss of or $0.001 per share, as compared to net income of or $0.07 per share, for the quarter ended June 30, 1997.

     Revenues are approximately one-third of what it was for the year earlier quarter. Gas prices have dropped precipitously.
These price decreases have caused further curtailments in production as production became uneconomic. The Company believes that it can survive until prices recover, but there is no guarantee.


                   PART II:  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

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


                              Visa Industries of Arizona, Inc.
                                (Registrant)


Date: AUGUST 13, 1998    By:  /s/ Mary Anne Ramirez
                                -------------------
                                Mary Anne Ramirez
                                Chairman of the Board and
                                Chief Executive Officer
                                Chief Financial Officer