Form 10KSB
period 1998-12-31
VISA INDUSTRIES OF ARIZONA INC
filed 2000-04-25
CIK 355223

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10KSB

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

  For the fiscal year ended December 31, 1998

                                          OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from   to

  Commission File
  No.18322

                      VISA INDUSTRIES OF ARIZONA, INC.
                (Name of small business issuer in its charter)

  STATE OF ARIZONA                                                 860510653
  (State or other jurisdiction of                               (IRS Employer
   incorporation or organization)                         Identification No.)

                   9201 N. 7th Avenue, Phoenix, AZ, 85021
                  (Address of principal executive offices)

        Issuer's telephone number, including area code:(602) 8700004

       Securities registered under Section 12(b) of the Exchange Act:

                                    NONE

       Securities registered under Section 12(g) of the Exchange Act:

                       Common stock, $.0001 par value

       Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10KSBor any amendment to this Form 10KSB. (X)

        Issuer's revenues for its most recent fiscal year: $28,452.52

  The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $1,109 as of December 31, 1998.

  The registrant had 2,799,742 shares outstanding at December 31, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

  Part III contains material that will be incorporated by reference in a definitive proxy statement to be filed in the first 120 days of 1999, or will be provided in an amendment to this form 10KSB prior to that date.

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

       While the Oil and gas business accounts for the bulk of Visa's assets, revenues from oil and gas operations after Lease Operating Expense and Severance tax were only $15,729.60 last year. Because of this limited income, Visa determined not to engage engineers to evaluate its petroleum reserves.

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

  Distribution of Products

  Visa sells its oil production under short-term contracts at field prices quoted by purchasers in the area of the producing property. A portion of the Company's production comes from "stripper wells" (i.e., wells with low production and relatively high operating costs). Because this production is low margin, stripper wells are particularly vulnerable to declines in oil prices. The Company's natural gas production is generally sold pursuant to long term contracts.

  Competition

  The  Company competes with numerous other companies and individuals in the
  production  and  marketing of oil and  gas.   The  Company's  competitors.
  include major and independent oil companies, all of which have financial resources and facilities substantially greater than those of the Company.

  Dependence on a few major customers

  During 1998, there were three customers which individually accounted for ten percent or more of the Company's revenue from oil and gas sales. These customers were Duke Energy (32%), BTA Oil Producers (12%), and Brock Oil (12%). In view of the demand for domestic oil at market prices, the Company does not believe that the loss of any oil purchasers would adversely affect its operations. Loss of a gas purchaser, however could cause the Company significant revenue loss.

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

  Employees

  At December 31, 1998, the Company had no full time employees, and one part time employee engaged in oil an gas operations.


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

  Current Drilling Operations

       The Company has not conducted any drilling operations since January 1, 1995.

  Oil and Gas Interests in Leasehold Acreage

       The areas in which the Company holds oil and gas interests in acreage as of December 31, 1998 are as follows:

    Acreage Position

       Location          Developed Acreage

       Arkansas                54
       New Mexico             623.2
       Oklahoma               480
       Texas                  419.44
       West Virginia         1088

       Total                 2664.64



  Oil and Gas Wells

       The following table summarizes the Company's gross and net interests in oil and gas wells as of December 31, 1998. All net well amounts are based on the working interests currently in effect and include the Company's net interest in its wells and partnership wells.


  Oil and Gas Wells

                Oil                     GAS
  Location      Gross      Net          Gross     Net

  Arkansas      1.0000     .07925       .1000     .7925
  New Mexico     .041268   .03668       .41268    .3668
  Oklahoma       .5314618  .4201368     .5314618  .4206496
  Texas          .094575   .102268      .094575   .102268
  West Virginia  0         0            .20000    .175000

  Totals        1.7673048  .6383348     .9673048  .8138476



       There was no drilling activity for the year ended December 31, 1998 and one (1) salt water disposal well was drilled in 1995.

  Selected Production, Price and Cost Data

       The following table sets forth annual net production, and the average sales price and average production (lifting) costs per unit of oil and gas
  produced   by the Company for the years ended December 31, 1998 and 1997.
  Average production costs are converted to equivalent units of oil due to the dominance of oil sales during the periods.

  Production
                 Oil (Bbl)          Gas (Mcf)
                                                         Lifting Costs
  Year      Production   Price  Production   Price     (per Bbl)


  [C]       [C]          [C]    [C]          [C]       [C]
  1998      1044.40       9.02  7506.00      1.78      14.775
  1997      930.95       21.99  6446.64      2.43      20.171
  1996      1141.55      26.31  8792.03      2.32      19.258


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


  Item 3. Legal Proceedings

  The Company is not subject to any legal proceedings.


  Item 4. Submission of Matters to a vote of security Holders


       No matter has been was submitted to a vote of security holders during the past 10 years.


  PART II

  Item 5. Market for Common Equity and Related Stockholder Matters

       The common stock of Visa is traded on the NASD Bulletin Board under the symbol VIIS.U. Such trading has been sporadic, and should not be taken to
  indicate an established trading market in the  Company's Stock.   The high
  and low bid prices for 1998 and 1997 were as follows:

   STOCK Price

  [C]            [C]      [C]
  1998           High     Low

  1st quarter    0        0
  2nd quarter    0        0
  3rd quarter    0        0
  4th quarter    0        0

  1997
  1st quarter    0        0
  2nd  quarter   0        0
  3rd  quarter   0        0
  4th  quarter   0        0

        The approximate number of holders of the Company's Common Stock was 2,730 record holders as of December 31, 1998 The Company mailed approximately 5,400 proxy statements for its most recent annual meeting, and believes that this 5,400 number is more accurate as an estimate of the total number of shareholders, including those shareholders holding in street name.

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

  Visa Industries of AZ, Inc.
  Unaudited Balance Sheet
  As of December 31, 1998 & 1997

                                     January 1 to            January 1 to
                                     December 31, 1998       December 31, 1997
         ASSETS
          Current Assets
            Cash                              202.15                  505.42
            Accounts Receivable              6176.67                 5719.30
            Notes Receivable                27061.30                27363.16
            Bond
               Bond Investment              17932.00                 17932.00
               Allowance for Decline       (12114.00)               (12114.00)
            Total Bond Investment            5818.00                  5818.00
            Montessori Day Schools          34151.43                 26718.29
                                          __________               __________

          Total Current Assets               73409.55                66124.17

          Fixed Assets
             Oil & Gas Properties
              Proven                         337769.55              337769.55
               Accumulated Depletion        (309479.12)            (299479.12)
             Total Oil & Gas Properties       28444.43               38670.70

             Furniture and Fixtures           16288.48               16288.48
             Accumulated Depreciation        (16287.61)             (15908.21)
             Total Furniture & Fixtures            .87                 380.27
                                           ____________           ___________
           Total Fixed Assets                  28445.30               38670.70

       TOTAL ASSETS                         $101854.85             $104794.87



        LIABILITIES & EQUITY
          Liabilities
            Current Liabilities
             Accounts Payable                  14366.89              15113.71
             Other Current Liabilities          7415.40               7290.05
             Total Current Liabilities         21782.29              22403.76

          Total Liabilities                    21782.29              22403.76

          Equity
             Common Stock                       2799.74               2219.92
             Treasury Stock                    (8499.50)             (8499.50)
             Additional Paid In Capital       596414.26             596994.08
             Net Unrealized Loss on Invest.   (26780.59)            (29780.59)
             Retained Earnings               (481492.80)           (485948.22)
             Net Income                        (1946.58)              4455.42
                                            ____________          ___________
          Total Equity                         80072.56              82391.11

       TOTAL LIABILITIES & EQUITY            $101854.85              104794.87

  Visa Industries of AZ, Inc.
  Profit and Loss
  January 1 through December 31, 1998 & 1997

                                        Jan  Dec '98              Jan-Dec '97

          INCOME
             Oil and Gas Sales                 25880.52              52086.68
             Stock Transfer Fees                2572.00               2541.63
                                              __________          ___________
             Total Income                      28452.52              54628.31

             Cost of Goods Sold
                Severance Tax                   1406.61               2742.24
                Lease Operating ense            8744.31              18390.93

   Total Cost of Goods Sold                    10150.92              21272.50
                                              _________            __________
          Gross Profit                         18301.60              33355.81

          General and Administrative Expense   10602.10              19242.38
          Depletion Expense                    9,846.00               9846.01
       NET INCOME before Extraordinary Item    (2146.50)              4267.42

          Extraordinary Item Gain on Sale of    (199.92)              (188.00)

       NET INCOME                              (1946.58)              4455.42

       Net income per share of common stock     (.00069)                .0020

       Weighted average number of shares
         outstanding                           2,799,742             2,219,742


  Notes to Financial Statements
  December 31, 1998

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

       The Company files its income tax returns on a cash basis in which revenues earned are not recognized until received and expenses incurred are not recognized until paid. The Company has a net operating loss carry forward available to offset future taxable income of $17,000. The tax net operating loss expires in the year 2000.


  Item 8.

  Item 8. is not applicable

  Part III.

  Part III is not applicable.

  SIGNATURES

  In accordance with the requirements of the exchange act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: June 10, 1999

                                   Visa Industries of Arizona, Inc.

                                   (Registrant)

                              By:  /s/ Edgar J. Huffman

                                  Edgar J. Huffman
                                  Vice President, Chief Executive Officer
                                  Director


                             By:  Mary Anne Ramirez

                                  Mary Anne Ramirez
                                  Chief Financial Officer,
                                  President, Director