Form 10KSB
period 1999-12-31
VISA INDUSTRIES OF ARIZONA INC
filed 2000-04-25
CIK 355223

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

For the transition period from   to

Commission File
No.O-18322

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

      Issuer's telephone number, including area code: 602 870-0004

     Securities registered under Section 12(b) of the Exchange Act:

                                  NONE

     Securities registered under Section 12(g) of the Exchange Act:

                     Common stock, $.0001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10KSBor any amendment to this Form 10KSB. (X)

      Issuer's revenues for its most recent fiscal year: $24,921.63

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,109 as of December 31, 1999.

The registrant had 2,799,742 shares outstanding at December 31, 1999.

                   DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format (check one)
Yes... NoXX

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

     While the Oil and gas business accounts for the bulk of Visa's assets, revenues from oil and gas operations after Lease Operating Expense and Severance tax were only $14,583.40 last year. Because of this limited income, Visa determined not to engage engineers to evaluate its petroleum reserves.

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

Dependence on a few major customers

During 1998, there were three customers which individually accounted for ten percent or more of the Company's revenue from oil and gas sales. These customers were Duke Energy (42%), BTA Oil Producers (15%), Arbuckle Oil (11%) and Brock Oil (11%). In view of the demand for domestic oil at market prices, the Company does not believe that the loss of any oil purchasers would adversely affect its operations. Loss of a gas purchaser, however could cause the Company significant revenue loss.

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

Employees

At December 31, 1999, the Company had no full time employees, and one part time employee engaged in oil an gas operations.


STOCK Transfer Agency

The Company acts as a stock transfer agency for itself and one other public Company.

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

Oil and Gas Interests in Leasehold Acreage

     The areas in which the Company holds oil and gas interests in acreage as of December 31, 1999 are as follows:

Acreage Position

     Location          Developed Acreage
     Arkansas           54
     New Mexico         623.2
     Oklahoma           480
     Texas              419.44
     West Virginia      1088

     Total              2664.64


Oil and Gas Wells

     The following table summarizes the Company's gross and net interests in oil and gas wells as of December 31, 1999. All net well amounts are based on the working interests currently in effect and include the Company's net interest in its wells and partnership wells.

Oil and Gas Wells

             Oil                Gas
Location     Gross     Net      Gross     Net
Arkansas     .10000    .07925   .10000    .07925
New Mexico   .041268   .03668   .041268   .03668
Oklahoma     .5314618  .4201368 .5314618  .4206496
Texas        .094575   .102268  .094575   .102268
West Virginia  0        0       .20000    .175000
Totals       .7673048  .6383348 .9673048  .8138476

     There was no drilling activity for the year ended December 31, 1999 and one (1) salt water disposal well was drilled in 1995.

Selected Production, Price and Cost Data

     The following table sets forth annual net production, and the average sales price and average production (lifting) costs per unit of oil and gas produced by the Company for the years ended December 31, 1999 and 1998.
Average production costs are converted to equivalent units of oil due to the dominance of oil sales during the periods.



Oil and Gas Production

         Oil (Bbl)             Gas (Mcf)            Lifting Costs
Year     Production   Price    Production   Price   (per Bbl)
1999      525.23       16.41    8007.00      1.92
1998     1044.40        9.02    7506.00      1.78    14.775



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


Item 4. Submission of Matters to a vote of security Holders


     No matter has been was submitted to a vote of security holders during the past 10 years. The Company does not have sufficient income to call a shareholder's meeting.


PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The common stock of Visa is traded on the NASD Bulletin Board under the symbol VIIS.U.  Such trading has been sporadic, and should not be taken to
indicate an established trading market in the  Company's Stock.   The high
and low bid prices for 1999 and 1998 were as follows:


STOCK PRICE
1999           High     Low

1st quarter    0        0
2nd quarter    0        0
3rd quarter    0        0
4th quarter    0        0

1998
1st quarter    0        0
2nd  quarter   0        0
3rd  quarter   0        0
4th  quarter   0        0


     The approximate number of holders of the Company's Common Stock was 2,730 record holders as of December 31, 1999 The Company mailed approximately
5,400 proxy statements for its most recent annual meeting, and believes that this 5,400 number is more accurate as an estimate of the total number of shareholders, including those shareholders holding in street name.

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

Recent higher prices for both oil and gas have allowed the Company to pay down a portion of its accounts payable.

The company is seeking a merger partner.


Item 7. Financial Statements

The Company does not have sufficient resources to have its financial statements audited. While the statements are unaudited, Management believes that the statements accurately express the financial condition of the Company.


Visa Industries of AZ, Inc.
Unaudited Balance Sheet
As of December 31, 1999 & 1998

                                         January 1 to            January 1 to
                                         December 31, 1999   December 31, 1998

      ASSETS
        Current Assets
          Cash                                   2259.59            202.15
          Accounts Receivable                    6259.27           6176.67
          Notes Receivable                       29992.18         27061.30
          Bond
             Bond Investment                     17932.00         17932.00
             Allowance for Decline              (12114.00)       (12114.00)
          Total Bond Investment                   5818.00          5818.00
          Montessori Day Schools                 38629.67         34151.43
                                                __________       __________

        Total Current Assets                     82958.71          73409.55
        Fixed Assets
           Oil & Gas Properties
            Proven                               337769.55        337769.55
             Accumulated Depletion              (319171.12)      (309479.12)
           Total Oil & Gas Properties             18598.43         28444.43

           Furniture and Fixtures                 16308.48         16288.48
           Accumulated Depreciation              (16374.02)       (16287.61)
           Total Furniture & Fixtures                65.54              .87
                                                 ____________     __________
        Total Fixed Assets                        18598.43.        28445.30

     TOTAL ASSETS                               $101622.68       $101854.85



      LIABILITIES & EQUITY

        Liabilities
          Current Liabilities
           Accounts Payable                        3716.51         14366.89
           Other Current Liabiliti                 6594.17          7415.40
           Total Current Liabiliti                10310.68         21782.29

        Total Liabilities                         10310.68         21782.29

        Equity
           Common Stock                            2219.92          2799.74
           Treasury Stock                         (8999.50)        (8499.50)
           Additional Paid In Capital            596994.08        596414.26
           Net Unrealized Loss on Investments    (26780.59)       (26780.59)
           Retained Earnings                    (471443.51)      (481492.80)
           Net Income                             ( 678.40)        (1946.58)
                                               ____________      ___________
        Total Equity                              91312.00         80072.56

     TOTAL LIABILITIES & EQUITY                 $101622.68        101854.85

Visa Industries of AZ, Inc.
Profit and Loss
January 1 through December 31, 1999 & 1998

                                            Jan  Dec '99      Jan-Dec '98

        INCOME
           Oil and Gas Sales                     8657.16        25880.52
           Stock Transfer Fees                  16264.47         2572.00
                                               __________       ___________
           Total Income                          24921.63       28452.52

           Cost of Goods Sold
              Severance Tax                      1675.84         1406.61
              Lease Operating Expense            8662.39         8744.31

 Total Cost of Goods Sold                         10338.23       10150.92
                                                _________       __________
        Gross Profit                              14583.40       18301.60

        General and Administrative Expense         5415.80       10602.10
        Depletion Expense                         9,846.00        9846.00
     NET INCOME before Extraordinary Item          (678.50)      (2146.50)

        Extraordinary Item Gain on Sale of            0           (199.92)

 INCOME                                            (678.40)      (1946.58)

     Net income per share of common stock          (.00024)      ( .00069)

     Weighted average number of shares outstanding 2,799,742      2,219,742


Notes to Financial Statements
December 31, 1999

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


6.Notes and Accounts.

     The notes receivable is a note from Bookmar, Inc., entered into on December
18, 1996, for the purchase of the used book business of the Company. Bookmar, Inc., is owned and controlled by the President of the Company.

     The Asset listed as Montessori Day Schools, Inc., is an open account with Montessori Day Schools, Inc., Montessori Day Schools, Inc. Is under the control of Edgar J. Huffman, a director of the company.


Item 8.

Item 8. is not applicable, since the company has no auditor.

Part III.

Item 9.  Directors, Executive Officers, Promoters, and Control Persons, Compliance with Section 16 (a) or
Exchange Act.

Following is list of the Directors and officers of the Company:



Officers And Directors

Name                     Age       Position
Marianne Ramirez         35        President, Chief Executive Officer,
                                   Director
Edgar J. Huffman         61        Vice President, Secretary, Director


Edgar.   J.  Huffman.  Mr. Huffman, a resident of Phoenix,  Arizona,  was elected  a Director  on the 29th of November,  1984 on the formation  of  the
Company.    Since  1981,  Mr.  Huffman has been Chairman of
the  Board  of Montessori Day  Schools, Inc.,  an  owner  and operator of
Montessori  private schools  in  the Phoenix, Arizona area.   He is a
director of Basic Earth Science Systems, Inc., A public company.

Marianne Ramirez, a resident of Phoenix, Arizona, was elected President and Director in 1997. For the last three years she has been owner and operator of Bookmar, Inc., a bookstore specializing in new and used books and related material. For the last fifteen years, she has served as bookkeeper for The
Company, and Montessori Day Schools, Inc., an Arizona Corporation.

Mr. Huffman is the father of Ms. Ramirez.

Item 10.  Executive Compensation



Summary Compensation Table
(a)            (b)  (c)
Name and Principal  Year Salary
Position

Maryanne
Ramirez
CEO            1999     4,268
               1998     5,267
               1997     7,459


Security Ownership of Certain Beneficial Owners

     The following table shows the number and percentage of shares held as of December 31, 1999,1996 by each person who, to the knowledge Mamagement, owns more than 5% of any class of stock. Except as otherwise indicated, each shareholder has sole investment and voting power over the shares listed.


Security ownership of Certain Beneficial Owners
(1)        (2)                     (3)                 (4)
Title of    Name and Address       Amount and Nature    Percent of Class
Class Name  of Beneficial Owner    of Beneficial
and address of beneficial Owner    Ownership

Common    Edgar J. Huffman         265,000 shares       9.5%
Stock,    9215 N. 14th Street      direct
0.0001    Phoenix, AZ 85020
par value

Common    Barry Blank              265,000 shares direct  9.5%
Stock,    5353 N. 16tH St.
0.0001    Suite 1980
par value Phoenix, Az 85016




     The following table shows the number and percentage of shares held as of December 31, 1999 by each Officer or Director of the Company and all Officers and Directors as a group. Except as otherwise indicated, each shareholder has sole investment and voting power over the shares listed.

Security ownership of Management
(1)       (2)                      (3)                 (4)
Title of Class Name and address of beneficial Owner     Amount and Nature of          Percent of Class
                                   beneficial ownership Percent

Common    Edgar J. Huffman         265,000 shares direct 9.5%
Stock     9215 N. 14th Street
          Phoenix, Az 85020

Common    Maryanne Ramirez          25,000 shares direct 0.9%
Stock     9215 N. 14th Street
          Phoenix, Az 85020

Common    All Directors and         290,000 shares direct         10.4%
Stock     officers as a
          Group

Item 12.  Certain relationships and Related Transactions.

See note 6 to the financial statements for information concerning certain notes and accounts from the company to entities controlled by the directors.


SIGNATURES

In accordance with the requirements of the exchange act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2000

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